Form 10-K
period 2023-12-31
Hyundai Auto Receivables Trust 2021-A; HYUNDAI ABS FUNDING LLC
filed 2024-03-22
CIK 1853902, 1260125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(B)	Item 1A. Risk Factors and Item 1C. Cybersecurity

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

Item 1117 of Regulation AB. Legal Proceedings.

The Indenture Trustee is Citibank, N.A., a national banking association and wholly owned subsidiary of Citigroup Inc., a Delaware corporation. Citibank, N.A. performs as Indenture Trustee through the Agency and Trust line of business, a part of Issuer Services. Citibank, N.A. has primary corporate trust offices located in both New York and London. Citibank, N.A. is a leading provider of corporate trust services offering a full range of agency, fiduciary, tender and exchange, depositary and escrow services. As of the end of the fourth quarter of 2023, Citibank’s Agency and Trust group manages in excess of $8 trillion in fixed income and equity investments on behalf of over 3,000 corporations worldwide. Since 1987, Citibank Agency and Trust has provided corporate trust services for asset-backed securities containing pool assets consisting of airplane leases, auto loans and leases, boat loans, commercial loans, commodities, credit cards, durable goods, equipment leases, foreign securities, funding agreement backed note programs, truck loans, utilities, student loans and commercial and residential mortgages. As of the end of the fourth quarter of 2023, Citibank, N.A. acts as indenture trustee and/or paying agent for approximately 273 various asset backed trusts supported by either auto loans or leases or equipment loans or leases.

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

Dated: March 22, 2024	HYUNDAI ABS FUNDING, LLC

	By:	/s/ Charley Changmin Yoon
		Name:	Charley Changmin Yoon
		Title:	President and Secretary
(senior officer in charge of securitization of the depositor)